Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2012-CIBX
filed 2014-03-28
CIK 1550221

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

      JPMorgan Chase Bank, National Association
      CIBX Commercial Mortgage, LLC
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 272-6858




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

    Not applicable.



  EXPLANATORY NOTE

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Palazzo Westwood Village Mortgage Loan (Loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB, as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $12,053,932.00 for the twelve-month period ended December 31, 2013.



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



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.4. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K.

      (1) Not applicable.

      (2) Not applicable.

      (3) See below.

          (4) Pooling and Servicing Agreement, dated as of June 1, 2012, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and TriMont Real Estate Advisors, Inc., as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

          (31) Rule 13a-14(d)/15d-14(d) Certification.

          (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



          33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer
          33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
          Servicer (see Exhibit 33.2)
          33.4 National Tax Search, LLC, as Servicing Function Participant
          33.5 TriMont Real Estate Advisors, Inc., as Senior Trust Advisor
          33.6 U.S. Bank National Association, as Trustee
          33.7 Wells Fargo Bank, National Association, as Master Servicer
          33.8 Wells Fargo Bank, National Association, as Certificate Administrator
          33.9 Wells Fargo Bank, National Association, as Custodian



          (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



          34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
          34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer
          34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
          Servicer (see Exhibit 34.2)
          34.4 National Tax Search, LLC, as Servicing Function Participant
          34.5 TriMont Real Estate Advisors, Inc., as Senior Trust Advisor
          34.6 U.S. Bank National Association, as Trustee
          34.7 Wells Fargo Bank, National Association, as Master Servicer
          34.8 Wells Fargo Bank, National Association, as Certificate Administrator
          34.9 Wells Fargo Bank, National Association, as Custodian



          (35) Servicer compliance statement.



          35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Special
          Servicer
          35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
          Servicer (see Exhibit 35.1)
          35.3 Wells Fargo Bank, National Association, as Master Servicer
          35.4 Wells Fargo Bank, National Association, as Certificate Administrator


          (99.1) Mortgage Loan Purchase Agreement, dated as of June 29, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

          (99.2) Mortgage Loan Purchase Agreement, dated as of June 29, 2012, between CIBX Commercial Mortgage, LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBX Commercial Mortgage, LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

          (99.3) Subservicing Agreement, dated as of June 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer,(filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

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


   J.P. Morgan Chase Commercial Mortgage Securities Corp.
   (Depositor)


   /s/ Brian Baker
   Brian Baker, President and Chief Executive Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of June 1, 2012, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells
   Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and TriMont Real Estate Advisors, Inc., as senior trust advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
    Servicer (see Exhibit 33.2)
    33.4 National Tax Search, LLC, as Servicing Function Participant
    33.5 TriMont Real Estate Advisors, Inc., as Senior Trust Advisor
    33.6 U.S. Bank National Association, as Trustee
    33.7 Wells Fargo Bank, National Association, as Master Servicer
    33.8 Wells Fargo Bank, National Association, as Certificate Administrator
    33.9 Wells Fargo Bank, National Association, as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
    34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
    Servicer (see Exhibit 34.2)
    34.4 National Tax Search, LLC, as Servicing Function Participant
    34.5 TriMont Real Estate Advisors, Inc., as Senior Trust Advisor
    34.6 U.S. Bank National Association, as Trustee
    34.7 Wells Fargo Bank, National Association, as Master Servicer
    34.8 Wells Fargo Bank, National Association, as Certificate Administrator
    34.9 Wells Fargo Bank, National Association, as Custodian


   (35) Servicer compliance statement.



    35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Special
    Servicer
    35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Primary
    Servicer (see Exhibit 35.1)
    35.3 Wells Fargo Bank, National Association, as Master Servicer
    35.4 Wells Fargo Bank, National Association, as Certificate Administrator


   (99.1) Mortgage Loan Purchase Agreement, dated as of June 29, 2012, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of June 29, 2012, between CIBX Commercial Mortgage, LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by CIBX Commercial Mortgage, LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)

   (99.3) Subservicing Agreement, dated as of June 1, 2012, between Wells
   Fargo Bank, National Association, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer, (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K, filed on June 29, 2012 and incorporated by reference herein)